Form 10-Q
period 2017-03-31
Ferd Corp.
filed 2017-05-12
CIK 1687242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-215066

FERD

(Exact name of registrant as specified in its charter)

Nevada	2390	38-4008286
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Via Amerigo Vespucci 19, Int. 6, 30173

Venice, Italy

+390418520009

ferd@ferdcorp.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,300,000 common shares issued and outstanding as of May 11, 2017.

Ferd

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2017 (Unaudited) and September 30, 2016 Unaudited Statement of Operations for the three and six months ended March 31, 2017	4 5

	Unaudited Statement of Cash Flows for the six months ended March 31, 2017	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Ferd Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

FERD

Condensed Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2017 $	September 30, 2016 $
	(unaudited)

Assets

Current assets

Cash	11,431	3,773
Inventory (Note 3)	3,131	2,196
Prepaid expenses (Note 6)	–	2,700

Total assets	14,562	8,669

Liabilities and shareholders’ equity

Current liabilities

Due to related party (Note 4)	7,693	7,693

Total liabilities	7,693	7,693

Nature of operations and continuance of business (Note 1)
Commitment (Note 6)
Subsequent Event (Note 7)

Shareholders’ equity

Common stock, Authorized: 75,000,000 common shares, $0.001 par value, 2,800,000 shares issued and outstanding	2,800	2,800
Stock subscriptions received (Note 5)	10,000	–
Deficit	(5,931)	(1,824)

Total shareholders’ equity	6,869	976

Total liabilities and shareholders’ equity	14,562	8,669

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2017 $	Six months ended March 31, 2017 $

Sales revenue	1,500	8,950
Cost of goods sold	102	549

Gross profit	1,398	8,401

Expenses

General and administrative	1,976	2,793
Professional fees	1,500	7,015
Rent	1,350	2,700

Total expenses	4,826	12,508

Net loss and comprehensive loss for the period	(3,428)	(4,107)

Loss per share, basic and diluted	–	–

Weighted average shares outstanding	2,800,000	2,800,000

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

Six months ended March 31, 2017 $

Operating activities

Net loss for the period	(4,107)

Changes in operating assets and liabilities:

Inventory	(935)
Prepaid expenses	2,700

Net cash used by operating activities	(2,342)

Financing activities

Proceeds from stock subscriptions	10,000

Net cash provided by financing activities	10,000

Increase in cash	7,658

Cash, beginning of period	3,773

Cash, end of period	11,431

Supplemental disclosures:

Interest paid	–
Income taxes paid	–

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Notes to the Condensed Financial Statements

Period ended March 31, 2017

(Expressed in US dollars)

(unaudited)

1.      Nature of Operations and Continuance of Business

Ferd (the “Company”) was incorporated in the State of Nevada on July 1, 2016. The Company is a development stage company and its business is producing and selling fabric flowers.

These interim condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2017, the Company has an accumulated deficit of $5,931 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Significant Accounting Policies

(a)   Basis of Presentation

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended September 30, 2016. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

(b)   Use of Estimates

The preparation of these interim condensed financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimates. The results of operations and cash flows for the period shown are not necessarily indicative of the results to be expected for the full year.

(c)   Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.   Inventory

As at March 31, 2017, the Company has $3,131 (September 30, 2016 - $2,196) of inventory comprised of raw materials for fabric flowers.

4.   Related Party Transactions

As at March 31, 2017, the Company owed $7,693 (September 30, 2016 - $7,693) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

5.   Common Stock

During the period ended March 31, 2017, the Company received stock subscription proceeds of $10,000 for the issuance of 500,000 shares of common stock at $0.02 per share, which have not been issued as at March 31, 2017 and have been recorded as stock subscriptions received.  Refer to Note 7.

FERD

Notes to the Condensed Financial Statements

Period ended March 31, 2017

(Expressed in US dollars)

(unaudited)

6.   Commitment

On September 20, 2016, the Company entered into a one year office lease agreement with an unrelated party for $450 per month commencing October 1, 2016. As at March 31, 2017, the Company prepaid $nil (September 30, 2016 - $2,700) of office lease costs and are committed to additional lease payments of $2,700 until September 30, 2017.

7.   Subsequent Event

On April 27, 2017, the Company issued 950,000 shares of common stock at $0.02 per share for proceeds of $19,000, of which $10,000 was received prior to March 31, 2017.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Our company was incorporated on July 1, 2016 in the State of Nevada with an established fiscal year end of September 30. We are a development-stage company formed to produce artificial flowers made of fabric. During the six months ended March 31, 2017, we have revenues of $8,950 from selling our fabric flowers to our customers and a gross profit of $8,401.

We have developed twelve months’ business plan, purchased and set up our first flower making tools, and signed a lease agreement for 1-year dated October 15, 2016. To this date, we have purchased equipment, tested its operation, and produced a range of demonstration samples to attract new potential customers and signed sales contracts with Venice Event Group and FreshDecor DI. Our director, Leonid Skupchenko, is in charge of our production process.

Fabric flowers are an indispensable and beautiful decoration for most events. Weddings, celebrations, holidays are often decorated with such flowers. The flowers are mostly used for personal adornment and creating bouquets. Artificial flowers made of fabric can be used many times without harm to the nature and look as new. This is a very beautiful and diverse decoration for people and for interior. For the ultimate in quality and beauty, we will use colorful silk, paints and special equipment and some additional components.

Ferd can supply our fabric flower decorations to any celebratory event by collaborating with event agencies. We can work with private clients by providing individual orders in retail and with corporate clients, such as flower shops and event agencies, in wholesale distribution. Ferd plans to provide its products to flower and wedding festivals and exhibitions to reach out our potential clients there as well.

Ferd is in verbal negotiations with two potential customers, Venice First Srl and Brilliant Wedding Venice.  Both are large event agencies. Once we attract a sufficient number of additional customers, we plan to expand our business to large production volumes to be able to decorate huge events and celebrations.

Product

We need a few items to produce fabric flowers. We use silk as a primarily fabric. Silk gives the flowers the opportunity to be beautiful and look like real. In addition, we need the wires to create a flower stem and we need special stamens also. We will also need glue and special dyes. To this list we can add tools such as knives, scissors etc. Flowers will be manufactured using a special kit with soldering iron. We do not use synthetic and harmful dyes. We will use silk and specialty dyes and materials. Because of this, the flowers cannot be environmentally unfriendly to humans.

Production machine

For producing fabric flowers, we need special equipment. First of all, it is a special kit with soldering iron. The tool set includes brass nozzles with different shapes. The nozzles are fully made of brass.. Brass tools for fabric flowers with a soldering iron are much more practical and durable.

We purchased tools for making fabric flowers from India called the “Optimal Kit”. This kit contains all working heads for all kinds of flowers and variations, as well as two full-size florist sponges, additional small balls.

“Optimal Kit” includes 21 items:

-Soldering iron with temperature control (dimmer) 60W;

- Ball 0.15” (4mm);

- Ball 0.23” (6mm);

- Radius ball 0.39” (10mm);

- Radius ball 0.59” (15mm);

- Radius ball 0.78” (20mm);

- Radius ball 0.98” (25mm);

- Radius ball 1.18” (30mm);

- Japan hook;

- Knife to make veins;

- Wooden tools stand.

- Chrysanthemum tool 1 groove;

- Chrysanthemum tool 2 groove;

- Chrysanthemum tool 3 groove;

- Spoon tool 0.19” (5mm);

- Spoon tool 0.23” (6mm);

- Spoon tool 0.27” (7mm);

- Shaped head "flower";

- Draw plate #1 with 2 openings 4mm and 2mm

- Soft sponge 7.8x5.9x1.2” (200х150х30mm) with cotton save sheet;

-Hard sponge 6.3x0.3x0.7” (160х100х20mm) with cotton save sheet;

Radius balls are made of brass and heats quickly. The hook is made of stainless steel for greater strength. Soldering iron with a wooden handle, specially designed to work with fabrics and working heads, easy to hold in hand and very durable. This kit includes soldering iron for mains voltage of 110V and 220V. Working heads are attached to the iron and secured with a thumbscrew, which excludes their mobility.

Raw Materials

For producing fabric flowers we bought special raw materials from our supplier Pushpa Co. The main material for flowers is silk fabric and in addition to this we use dyes of different colors to make flowers more colorful and beautiful. We have special brushes for drawing with these dyes on fabric. For natural view of flowers we use stamens, wires and fabric die cuts. In addition to this we are applying special floral glue, tapes and tubes to make bouquets of flowers.

In addition to the Main tool-kit we need a wide range of equipment and materials:

•                  Silk fabrics

•                  Tweezers with wooden plates

•                  Brushes made of wool deer

•                  Floral glue (soft, hard)

•                  Dyes

•                  Stamens

•                  Fabric Die Cuts

•                  Tapes and tubes

•                  Wire

•                  Scissors

Target Market

A lot of celebrations and weddings in the world are held in each country on a daily basis. People always try to decorate their events and celebrations. In any event the flowers are the best solution. Fabric flowers allow it to do without harming nature. Ferd can supply decorating of any celebratory event by collaborating with event agencies also. We can work with private and corporate clients on any event. Ferd can fulfill orders of making flowers for decorating of large buildings and open spaces. We plan to deliver our product to flower shops and flower festivals and exhibitions. We are currently selling our products locally and nationally. Further when our Company growth we plan to distribute our products internationally. Ferd is currently in verbal stage negotiations with two potential customers Venice First Srl and Brilliant Wedding Venice event agencies, which are interested in our service and we intend to sign service agreements to supply our products for multiple events with them in the very near future.

Industry analysis and competition

Many companies are experimenting with industrial materials. Because of this, the flowers can be environmentally unfriendly to humans. We do not use synthetic and harmful dyes. We will use silk and specialty dyes and materials. We plan to create not only the usual flowers, but custom-made in different shapes and colors for our clients also. Every client can make the order with a special design and colors of flowers. Our main competitor in this industry is Prima Company and FloristaVenezia. We will start to compete with them in the quality of our product and the individual approach to each client. Ferd will provide our customers with a sense of originality and beauty in our products that will separate us from our competitors.

Markets

Our product is popular around the world. No celebration is complete without flowers. We can provide our products for every event such as weddings, celebrations, birthdays, anniversaries, fashion shows, flower exhibitions, wedding festivals and related events. We will work with flower shops, individual orders and event agencies that organize parties and events, weddings and celebrations. So we will be able to reach our potential clients and expand our customer base, and enter the local market. We can provide our products for decorating houses for any events, it can be interior decorating and exterior or nearest house territory.

Marketing

To promote our products, we will use a website with information and images of our products and cooperation with other specialized sites and online stores. We will cooperate with event agencies that specialized on organization and decoration of any celebration events and weddings. As well as possible we plan to use local advertising like billboards, search for local buyers. We will search both - wholesale and retail customers. Of course in addition we are going to appear at the special exhibition devoted to the celebrations and flowers. As we said we will deliver our product to flower shops and flower festivals and exhibitions too.

We planning to affix every product, including those distributed via retail points, with a business card with information about Ferd, information about the product and contact details.  We will develop discount system for our partners and clients. We can also make individual and unique kind of our product designed by our customers. Ferd is planning to open its own online store in future.

Employees

Our production line can be operated by one person. Our director, Leonid Skupchenko, has some craft skills and can create fabric flowers with our flower making tool-kit. He also has a creative mind that is an asset for our business and he can very easily create our products. Our sole officer and director, Leonid Skupchenko, is a part time employee and is currently devoting approximately 20 hours a week to our operations, but can commit more time if needed.

Office

We have signed a one year lease agreement with Berto Giordani, for a 45 square meter office space located at 1811 S. CROCE, Venezia, VE 30135, Italy. We are committed to monthly rent payments of approximately $450 per month and the lease terms can be extended past the one year term upon providing 30 days’ notice to extend before the end of the lease agreement.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of products for production and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however, we will have to comply with all applicable export and import regulations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of Ferd.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•        Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•        Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis) unless the SEC determines that the application of such additional requirements is necessary or appropriate in the public interest, after considering protection of investors, and whether the action will promote efficiency, competition and capital formation; Submit certain executive compensate on matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

RESULTS OF OPERATIONS

Revenue and cost of goods sold

For the three months ended March 31, 2017 the Company generated total revenue of $1,500 from selling products to its customers. The cost of goods sold for the three months ended March 31, 2017 was $102, which represents the cost of raw materials.

For the six months ended March 31, 2017 the Company generated total revenue of $8,950. The cost of goods sold for the six months ended March 31, 2017 was $549, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended March 31, 2017 were $4,826. The operating expenses for the three months ended March 31, 2017 included bank charges of $1,976, professional fees of $1,500, and rent expense of $1,350.

Total operating expenses for the six months ended March 31, 2017 were $12,508. The operating expenses for the six months ended March 31, 2017 included bank charges of $2,443, website expense of $350, professional fees of $7,015 comprised of accounting, auditing, and legal fees, and rent expense of $2,700.

Net Loss

The net loss for the three and six months ended March 31, 2017 was $3,428 and $4,107.

Liquidity and capital resources

As at March 31, 2017, our total assets were $14,562 compared to $8,669 as at September 30, 2016.  The increase in total assets is due to an increase in cash of $7,658 for share subscription receipts that we received prior to the end of the period, offset by the use of prepaid expenses of $2,700.

As at March 31, 2017 and September 30, 2016, we had liabilities of $7,693 owed to our President and Director for expenses paid on behalf of the Company.  We did not rely on additional funding from our President and Director during the current fiscal year.

Cash Flows from Operating Activities

For the six months ended March 31, 2017, we used $2,342 of cash for operating activities which included purchasing of inventory and overhead operating costs net of funds received from the sale of our products.  We will need to generate a higher volume of sales revenue in order to earn positive cash flow from operating activities in the future.

Cash Flows from Investing Activities

Since our inception, we have not had any investing activities.

Cash Flows from Financing Activities

For the six months ended March 31, 2017, we received $10,000 from share subscriptions that were issued subsequent to March 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our independent auditors, Saturna Group Chartered Professional Accountants LLP, are not required to and have not performed a formal assessment or evaluation of our internal controls.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Venice, Italy on May 12, 2017.

Ferd

By:	/s/	Leonid Skupchenko
Name:		Leonid Skupchenko
Title:		President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)