Form 10-Q
Ferd Corp.
filed 2017-08-07
CIK 1687242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,750,000 common shares issued and outstanding as of June 30, 2017.

Ferd

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2017 (Unaudited) and September 30, 2016 Unaudited Statement of Operations for the three and nine months ended June 30, 2017	2 3

	Unaudited Statement of Cash Flows for the nine months ended June 30, 2017	4

	Notes to the Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	14

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

FERD

Condensed Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2017 $	September 30, 2016 $
	(unaudited)

Assets

Current assets

Cash	6,498	3,773
Inventory (Note 3)	3,131	2,196
Prepaid expenses (Note 6)	2,700	2,700

Total assets	12,329	8,669

Liabilities and stockholders’ equity

Current liabilities

Accounts payable	1,922	–
Due to related party (Note 4)	7,793	7,693

Total liabilities	9,715	7,693

Nature of operations and continuance of business (Note 1)
Commitment (Note 6)

Stockholders’ equity

Common stock, Authorized: 75,000,000 common shares, $0.001 par value, 3,750,000 and 2,800,000 shares issued and outstanding, respectively	3,750	2,800
Additional paid-in capital	18,050	–
Deficit	(19,186)	(1,824)

Total stockholders’ equity	2,614	976

Total liabilities and stockholders’ equity	12,329	8,669

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	Three months ended June 30, 2017 $	Nine months ended June 30, 2017 $

Sales revenue	–	8,950
Cost of goods sold	–	549

Gross profit	–	8,401

Expenses

General and administrative	5,805	8,598
Advertising expenses	2,085	2,085
Professional fees	4,015	11,030
Rent	1,350	4,050

Total expenses	13,255	25,763

Net loss and comprehensive loss for the period	(13,255)	(17,362)

Loss per share, basic and diluted	–	–

Weighted average shares outstanding	3,468,132	3,022,711

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

Nine months ended June 30, 2017 $

Operating activities

Net loss for the period	(17,362)

Changes in operating assets and liabilities:

Inventory	(935)
Accounts payable and accrued liabilities	1,922

Net cash used by operating activities	(16,375)

Financing activities

Proceeds from issuance of common stock	19,000
Proceeds from related party loans	100

Net cash provided by financing activities	19,100

Increase in cash	2,725

Cash, beginning of period	3,773

Cash, end of period	6,498

Supplemental disclosures:

Interest paid	–
Income taxes paid	–

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Notes to the Condensed Financial Statements

Period ended June 30, 2017

(Expressed in US dollars)

(unaudited)

1.      Nature of Operations and Continuance of Business

Ferd (the “Company”) was incorporated in the State of Nevada on July 1, 2016. The Company is a development stage company and is in the business of producing and selling fabric flowers.

These interim condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at and during the period ended June 30, 2017, the Company has a negative cash flow from operating activities, and an accumulated deficit of $19,186 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Significant Accounting Policies

(a)   Basis of Presentation

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal period ended September 30, 2016. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

3.   Inventory

As at June 30, 2017, the Company has $3,131 (September 30, 2016 - $2,196) of inventory comprised of raw materials for fabric flowers.

4.   Related Party Transactions

As at June 30, 2017, the Company owed $7,793 (September 30, 2016 - $7,693) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

FERD

Notes to the Condensed Financial Statements

Period ended March 31, 2017

(Expressed in US dollars)

(unaudited)

5.   Common Stock

During the six months ended June 30, 2017, the Company issued 950,000 shares of common stock at $0.02 per share for proceeds of $19,000.

6.   Commitment

On September 20, 2016, the Company entered into a one year office lease agreement with an unrelated party for $450 per month commencing October 1, 2016. On April 1, 2017, the Company extended the lease until January 1, 2018 and prepaid an additional $4,050 on the lease. As at June 30, 2017, the Company had prepaid rent of $2,700 (September 30, 2016 - $2,700).

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

General

Our company was incorporated on July 1, 2016 in the State of Nevada with an established fiscal year end of September 30. We are a development-stage company formed to produce artificial flowers made of fabric. During the nine months ended June 30, 2017, we have revenues of $8,950 from selling our fabric flowers to our customers and a gross profit of $8,401.

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

RESULTS OF OPERATIONS

Revenue and cost of goods sold

For the three months ended June 30, 2017 the Company generated total revenue of $0 from selling products to its customers. The cost of goods sold for the three months ended June 30, 2017was $0, which represents the cost of raw materials.

For the nine months ended June 30, 2017 the Company generated total revenue of $8,950. The cost of goods sold for the nine months ended June 30, 2017 was $549, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended June 30, 2017 were $13,255. The operating expenses for the three months ended June 30, 2017 included general and administrative of $5,805, advertising expenses of $2,085, professional fees of $4,015, and rent expense of $1,350.

Total operating expenses for the nine months ended June 30, 2017 were $25,763. The operating expenses for the nine months ended June 30, 2017 included general and administrative of $8,598, advertising expenses of $2,085, professional fees of $11,030, and rent expense of $4,050.

Net Loss

The net loss for the three and nine months ended June 30, 2017 was $13,255 and $17,362 respectively.

Liquidity and capital resources

As at June 30, 2017, our total assets were $12,329 compared to $8,669 as at September 30, 2016.  The increase in total assets is due to an increase in cash of $2,725 from proceeds from issuance of common shares net of operating expenses paid, and inventory of $935 for additional purchases of materials during the year.

As at June 30, 2017, we had liabilities of $9,715 compared to liabilities of $7,693 at September 30, 2016.  Outside of accounts payable of $1,922 for unpaid operating expenses at June 30, 2017, our liabilities are comprised of amounts due to our President and Director.

Cash Flows from Operating Activities

For the nine months ended June 30, 2017, we used $16,375 of cash for operating activities which included purchasing of inventory and overhead operating costs net of funds received from the sale of our products.  We will need to generate a higher volume of sales revenue in order to earn positive cash flow from operating activities in the future.

Cash Flows from Investing Activities

Since our inception, we have not had any investing activities.

Cash Flows from Financing Activities

For the nine months ended June 30, 2017, we received $19,100 comprised of $19,000 from the issuance of common shares and $1,000 from a loan from our President and Director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Venice, Italy on August 7, 2017.

Ferd

By:	/s/	Leonid Skupchenko
Name:		Leonid Skupchenko
Title:		President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)