Form 10-Q/A
period 2017-06-30
Ferd Corp.
filed 2017-11-13
CIK 1687242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On  August 7, 2017, FERD. (sometimes referred to as the "Company") filed its  Quarterly Report on Form 10-Q  for the quarterly period ended June 30, 2017 (the "Original Form 10-Q") with the Securities and Exchange Commission (the "SEC").

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, 2017 (the “Original 10-Q”) of FERD. Solely to add REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM and to correct some inadvertent errors in Date of the period of report. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q August 7, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Venice, Italy on November 13, 2017.

Ferd

By:	/s/	Leonid Skupchenko
Name:		Leonid Skupchenko
Title:		President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)