Form 10-K
period 2017-09-30
Ferd Corp.
filed 2017-12-20
CIK 1687242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2017
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to
Commission File Number: 333-215066

FERD
(Exact name of registrant as specified in its charter)
Nevada	2390	38-4008286
(State or Other Jurisdiction of Incorporation	(Primary Standard Industrial Classification	(IRS Employer Identification Number)
or Organization)	Number)

Via Amerigo Vespucci 19, Int. 6, 30173
Venice, Italy
+390418520009
ferd@ferdcorp.com
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Nox

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

Accelerated filer

Non-accelerated filer

Emerging growth company

Smaller reporting companyx

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	Nox

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:	3,750,000
common shares issued and outstanding as of December 19, 2017.

                                                                          PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934.
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

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Our company was incorporated on July 1, 2016 in the State of Nevada with an established fiscal year end of September 30. We are a development-stage company formed to produce artificial flowers made of fabric. During the year ended September 30, 2017, we have revenues of $26,162 from selling our fabric flowers to our customers and a gross profit of $16,397.

We have developed twelve months’ business plan, purchased and set up our flower making tools, signed a lease agreement for 1-year dated October 15, 2016. We signed sales contracts with Venice Event Group and FreshDecor DI. Our director, Leonid Skupchenko, is in charge of our production process.

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

Ferd is in verbal negotiations with potential customers, Venice First Srl and Brilliant Wedding Venice. Both are large event agencies.
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

Production machine

For producing fabric flowers, we need special equipment. First of all, it is a special kit with soldering iron. The tool set includes brass nozzles with different shapes. The nozzles are fully made of brass. Brass tools for fabric flowers with a soldering iron are much more practical and durable.

We purchased tools for making fabric flowers from India called the “Optimal Kit”. This kit contains all working heads for all kinds of flowers and variations, as well as two full-size florist sponges, additional small balls.

                                “Optimal Kit” includes 21 items:

-Soldering iron with temperature control (dimmer) - Chrysanthemum tool 1 groove;
60W; - Chrysanthemum tool 2 groove;
- Ball 0.15” (4mm); - Chrysanthemum tool 3 groove;
- Ball 0.23” (6mm); - Spoon tool 0.19” (5mm);
- Radius ball 0.39” (10mm); - Spoon tool 0.23” (6mm);
- Radius ball 0.59” (15mm); - Spoon tool 0.27” (7mm);
- Radius ball 0.78” (20mm); - Shaped head "flower";
- Radius ball 0.98” (25mm); - Draw plate #1 with 2 openings 4mm and 2mm
- Radius ball 1.18” (30mm); - Soft sponge 7.8x5.9x1.2” (200E150E30mm) with cotton save
- Japan hook; sheet;
- Knife to make veins; -Hard sponge 6.3x0.3x0.7” (160E100E20mm) with cotton save
- Wooden tools stand. sheet;

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

In addition to the Main tool-kit we need a wide range of equipment and materials:

  Silk fabrics
  Tweezers with wooden plates
  Brushes made of wool deer
  Floral glue (soft, hard)
  Dyes
  Stamens
  Fabric Die Cuts
  Tapes and tubes
  Wire
  Scissors

Target Market

A lot of celebrations and weddings in the world are held in each country on a daily basis. People always try to decorate their events and celebrations. In any event the flowers are the best solution. Fabric flowers allow it to do without harming nature. Ferd can supply decorating of any celebratory event by collaborating with event agencies also. We can work with private and corporate clients on any event. Ferd can fulfill orders of making flowers for decorating of large buildings and open spaces. We plan to deliver our product to flower shops and flower festivals and exhibitions. We are currently selling our products locally and nationally. Further when our
Company growth we plan to distribute our products internationally. Ferd is currently in verbal stage negotiations with potential customers Venice First Srl and Brilliant Wedding Venice event agencies, which are interested in our service and we intend to sign service agreements to supply our products for multiple events with them in the very near future.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

                                                                                               PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC
Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC
Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of September 30, 2017, no shares of our common stock have traded

Number of Holders

As of September 30, 2017, the 3,750,000 issued and outstanding shares of common stock were held by a total of 33 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended September 30, 2017 and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share of common stock.

On August 22, 2016, the Company issued 2,800,000 shares of common stock to a director for cash proceeds of $2,800 at $0.001 per share.

For the year ended September 30, 2017, the Company issued 950,000 shares of common stock for cash proceeds of $19,000 at $0.02 per share.

There were 3,750,000 shares of common stock issued and outstanding as of September 30, 2017.

Purchase of our Equity Securities by Officers and Directors

On August 22, 2016, the Company offered and sold 2,800,000 restricted shares of common stock to our president and director, Leonid
Skupchenko, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,800, pursuant to Section 4(2) of the
Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Revenue and cost of goods sold

For the year ended September 30, 2017 the Company generated total revenue of $26,162 from selling products to its customers. The cost of goods sold for the year ended September 30, 2017 was $9,766, which represents the cost of raw materials. We did not have any revenue transactions during the period ended September 30, 2016 as we had not commenced operations until fiscal 2017.

Operating expenses

Total operating expenses for the year ended September 30, 2017 were $32,916. The operating expenses for the year ended September
30, 2017 included general and administrative of $14,986, professional fees of $12,530, and rent expense of $5,400. Total operating expenses for the year ended September 30, 2016 were $1,824, which was comprised of general and administrative expense. The increase in our operating expenses was due to the fact that we commenced operations during the current year, including incurring significant professional fees relating to our SEC registration process.

Net Loss

We had a net loss of $16,520 or $0.01 loss per share for the year ended September 30, 2017 compared to a net loss of $1,824 and loss per share of $nil for the period from July 1, 2016 (date of incorporation) to September 30, 2016.

Liquidity and capital resources

As at September 30, 2017, our total assets were $12,749 compared to $8,669 as at September 30, 2016. The increase in total assets is due to an increase in cash of $2,677 from proceeds from issuance of common shares net of operating expenses paid, and inventory of
$2,753 for additional purchases of materials during the year due to the commencement of our operations during the year. The increases were offset by a decrease in prepaid rent of $1,350.

As at September 30, 2017, we had liabilities of $9,293 compared to liabilities of $7,693 at September 30, 2016. We owed $1,500 in accounts payable for professional fees and received an additional $100 from our President and Director for funding our operating costs during the year.

Cash Flows from Operating Activities

For the year ended September 30, 2017, we used $16,423 of cash for operating activities which included purchasing of inventory and overhead operating costs net of funds received from the sale of our products. During the year ended September 30, 2016, we used cash of $6,720 for operating activities. The increase is due to the fact that we had more operations during the current year compared to prior year, including costs incurred for our SEC registration process.

Cash Flows from Investing Activities

Since our inception, we have not had any investing activities.

Cash Flows from Financing Activities

For the year ended September 30, 2017, we received $19,100 comprised of $19,000 from the issuance of common shares and $100 from a loan from our President and Director. During the year ended September 30, 2016, we received $10,493 from financing activities which included $7,693 from our President and Director and $2,800 from the issuance of shares of common stock.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Leonid Skupchenko, has concluded a verbal agreement with the Ferd in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section
404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

FERD
FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2017 AND 2016
Table of Contents

		Page
Report of Independent Registered Public Accounting Firm	11
Condensed Balance Sheets as of September 30, 2017 and 2016	12
Condensed Statements of Operations for the year ended September 30, 2017 and 2016	13
Statement of Changes in Stockholders’ Equity as of September 30, 2017 and 2016	14
Condensed Statements of Cash Flows for the year ended September 30, 2017 and 2016	15
Notes to Financial Statements	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ferd

We have audited the accompanying balance sheets of Ferd (the “Company”) as of September 30, 2017 and 2016 and
the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended
September 30, 2017 and for the period from July 1, 2016 (date of incorporation) to September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board
(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016 and the results of its operations and its cash flows for the year ended September 30, 2017 and for the period from July 1, 2016 (date of incorporation) to September 30, 2016, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred an operating loss since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

December 19, 2017

FERD
Balance sheets
(Expressed in US dollars) Year ended September 30, 2017

	September 30,	September 30,
	2017	2016
	$	$
Assets
Current assets
Cash	6,450	3,773
Inventory (Note 3)	4,949	2,196
Prepaid expenses (Note 6)	1,350	2,700
Total assets	12,749	8,669
Liabilities
Current liabilities
Accounts payable	1,500	–
Due to a related party (Note 4)	7,793	7,693
Total liabilities	9,293	7,693
Nature of operations and continuance of business (Note 1)
Commitment (Note 6)
Stockholders’ equity
Common stock, Authorized: 4,000,000 common shares, $0.001 par value,
3,750,000 and 2,800,000 shares issued and outstanding, respectively	3,750	2,800
Additional paid-in capital	18,050	–
Deficit	(18,344)	(1,824)
Total stockholders’ equity	3,456	976
Total liabilities and stockholders’ equity	12,749	8,669

(The accompanying notes are an integral part of these financial statements)

FERD
Statements of operations and comprehensive loss
(Expressed in US dollars) Year ended September 30, 2017

		Period from
		July 1, 2016
		(date of
	Year ended	incorporation) to
	September 30, 2017 September 30, 2016
	$	$

Sales revenue	26,162	–
Cost of goods sold	(9,765)	–
Gross margin	16,397	–

Expenses
General and administrative	14,986	1,824
Professional fees	12,530	–
Rent	5,400	–
Total expenses	32,916	1,824
Net loss and comprehensive loss for the period	(16,520)	(1,824)

Loss per share, basic and diluted	(0.01)	–

Weighted average shares outstanding	3,261,074	1,200,001

(The accompanying notes are an integral part of these financial statements)

FERD
Statement of stockholders’ equity
(Expressed in US dollars) Period from July 1, 2016 (date of incorporation) to September 30, 2017

			Additional		Total
	Share capital		Paid-in		stockholders’
	Number of	Amount	Capital	Deficit	equity
	shares	$	$	$	$
Balance, July 1, 2016 (date of incorporation)	1	1	(1)	–	–
Cancellation of founder’s share	(1)	(1)	1	–	–
Issuance of common stock for cash	2,800,000	2,800	–	–	2,800
Net loss for the period to September 30, 2016	–	–	–	(1,824)	(1,824)
Balance, September 30, 2016	2,800,000	2,800	–	(1,824)	976
Issuance of common stock for cash	950,000	950	18,050	–	19,000
Net loss for the year to September 30, 2017	–	–	–	(16,520)	(16,520)
Balance, September 30, 2017	3,750,000	3,750	18,050	(18,344)	3,456

(The accompanying notes are an integral part of these financial statements)

FERD
Statements of cash flows
(Expressed in US dollars) Year ended September 30, 2017
		Period from
		July 1, 2016
	Year ended	(date of
	September 30,	incorporation) to
	2017	September 30, 2016
	$	$

Operating activities
Net loss	(16,520)	(1,824)
Changes in operating assets and liabilities:
Inventory	(2,753)	(2,196)
Prepaid expenses	1,350	(2,700)
Accounts payable and accrued liabilities	1,500	–
Net cash used by operating activities	(16,423)	(6,720)
Financing activities
Proceeds from a related party	100	7,693
Proceeds from issuance of common stock	19,000	2,800
Net cash provided by financing activities	19,100	10,493
Increase in cash	2,677	3,773
Cash, beginning of period	3,773	–
Cash, end of period	6,450	3,773
Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

FERD
Notes to the financial statements
Years ended September 30, 2017 and 2016
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business
	Ferd	(the “Company”) was incorporated in the State of Nevada on July 1, 2016. The Company is in the business of
	producing	and selling fabric flowers.
	These	financial statements have been prepared on a going concern basis, which implies the Company will continue to
	realize	its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going
	concern	is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain
	necessary	equity financing to continue operations, and ultimately the attainment of profitable operations. As at September
	30,	2017, the Company has negative cash flows from operating activities and an accumulated deficit of $18,344 since
	inception.	These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These
	financial	statements do not include any adjustments to the recoverability and classification of recorded asset amounts and
	classification	of liabilities that might be necessary should the Company be unable to continue as a going concern.
2.	Significant Accounting Policies
	(a)	Basis of Presentation
These financial statements and related notes are prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company’s fiscal year-end is September 30.
	(b)	Use of Estimates and Judgments
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the processing of applying the Company’s accounting policies. The Company regularly evaluates estimates and assumptions related to valuation of inventory and deferred income tax valuation allowances. The Company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
	(c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
	(d)	Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured
	using	the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The
	Company	records a valuation allowance to reduce deferred income tax assets to the amount that is believed more
	likely	than not to be realized.

FERD
Notes to the financial statements
Years ended September 30, 2017 and 2016
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)
	(e)	Financial Instruments and Fair Value Measures
ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets);
or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Revenue Recognition
The Company derives revenue from the sale of fabric flowers. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.
(g)	Inventory
Inventory is comprised of raw materials relating to the production and distribution of fabric flowers, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.
(h)	Loss Per Share
The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at September 30, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding.
(i)	Comprehensive Loss
ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2017 and 2016, the Company had no items that affected comprehensive loss.

FERD
Notes to the financial statements
Years ended September 30, 2017 and 2016
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)
	(j)	Foreign Currency Translation
The Company’s functional and reporting currency is the US dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non- monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.
	(k)	Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.
3.	Inventory
	As	at September 30, 2017, the Company has $4,949 (2016 – $2,196) of inventory comprised of raw materials of fabric flowers.
4.	Related Party Transactions
	As	at September 30, 2017, the Company owed $7,793 (2016 – $7,693) to the President of the Company, which is
	unsecured,	non-interest bearing, and due on demand.
5.	Common Stock
	(a)	On August 22, 2016, the Company issued 2,800,000 shares of common stock to the President of the Company for proceeds of $2,800.
	(b)	On April 27, 2017, the Company issued 950,000 shares of common stock for proceeds of $19,000.
6.	Commitment
	On	September 20, 2016, the Company entered into a one year office lease agreement with an unrelated party for $450 per
	month	commencing October 1, 2016. On April 1, 2017, the Company extended the lease until January 1, 2018 and prepaid
	an	additional $4,050 on the lease. As at September 30, 2017, the Company recorded prepaid rent expense of $1,350 (2016
	-	$2,700).

FERD
Notes to the financial statements
Years ended September 30, 2017 and 2016
(Expressed in US dollars)

7. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017	2016
	$	$
Income tax recovery at statutory rate	(5,617)	(620)
Valuation allowance change	5,617	620
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at September 30, 2017 are as follows:

	2017	2016
	$	$
Net operating losses carried forward	6,237	620
Valuation allowance	(6,237)	(620)
Net deferred income tax asset	–	–

As at September 30, 2017, the Company has net operating losses carried forward of $18,344, which are available to offset future years’ taxable income. These losses expire as follows:

	$
2036		1,824
2037		16,520
		18,344

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in
Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of
September 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2. We did not maintain appropriate cash controls – As of September 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at September 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the
Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control-
Integrated Framework issued by COSO.

Saturna Group Chartered Professional Accountants LLP, our independent registered public accounting firm, were not required to and have not provided an assessment of our internal controls for the years ended September 30, 2017 and 2016.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

                                                                             PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Leonid Skupchenko	25	President, Chief Executive Officer, Chief	Financial
		Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Leonid Skupchenko

Mr. Skupchenko has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and
Director since our inception on July 1, 2016. Our director, Leonid Skupchenko worked in textile and clothing manufacturing company Bocchese S.p.A. from May 2012 to June 2015. Leonid Skupchenko is not working for Bocchese S.p.A. at the moment. Position held was cloth design development manager. His main activities and responsibilities were developing sketches, cooperation with warehouses and orders composing, negotiations with suppliers, controlling sewing process and design line.

Term of office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

Director independence

Our board of directors is currently composed of one member, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ
Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to our management and us.

Significant employees and consultants

We currently have one employee, our sole officer, Leonid Skupchenko.

Audit committee and conflicts of interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is a start-up stage company and has only one director, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Stockholders communications with the board of directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board of directors hears the views of stockholders, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2017 and 2016:

Name	Period	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
and		($)	($)	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
Principal				($)*	($)*	Compensation	Compensation	($)
Position						($)	($)
Leonid	2017	0	0	0	0	0	0	0	0
Skupchenko,
President
	2016	0	0	0	0	0	0	0	0

Our sole officer and director have not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

Employment agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director compensation

The following table sets forth director compensation as of September 30, 2017:

Name	Fees	Stock	Opinion	Non-Equity	Nonqualified	All Other	Total
	Earned or Paid in	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
	Cash	($)	($)	Compensation	Compensation	($)
	($)			($)	Earnings
($)

Leonid Skupchenko,	0	0 0	0	0 0	0
President

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.
Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange
Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,750,000 shares of our common stock issued and outstanding as of September
30, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of	Amount and Nature	Percent	of
	Beneficial Owner	of Beneficial Ownership	Common Stock

Common Stock	Leonid Skupchenko	2,800,000	74.67%

Item 13. Certain Relationships and Related Transactions

Mr. Skupchenko is considered to be a promoter, and currently is the only promoter, of Ferd as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On August 22, 2016, we offered and sold 2,800,000 shares of common stock to Leonid Skupchenko, our President, Chief
Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $2,800.

As of September 30, 2017, Leonid Skupchenko has loaned us $7,793. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

During fiscal years ended September 30, 2017 and 2016, we incurred approximately $8,000 and $nil in fees respectively to our principal independent accountants for professional services rendered in connection with the audit of our September 30, 2016 financial statements and for the reviews of our financial statements for the quarters ended December 31, 2016, March 31, 2017, and June 30, 2017.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Venice, Italy on December 20, 2017.

Ferd

By:	/s/	Leonid Skupchenko
Name:		Leonid Skupchenko
Title:		President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)