Form 10-Q
period 2017-12-31
Ferd Corp.
filed 2018-02-06
CIK 1687242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer ( )	Emerging growth company ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,750,000 common shares issued and outstanding as of February 5, 2018.

Ferd

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of December 31, 2017 (Unaudited) and September 30, 2017 Unaudited Statement of Operations for the three months ended December 31, 2017 and 2016	5 6

	Unaudited Statement of Cash Flows for the three months ended December 31, 2017 and 2016	7

	Notes to the Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Ferd (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

FERD

Condensed Financial Statements

December 31, 2017

(Expressed in U.S. dollars)

(unaudited)

FERD

Condensed Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2017 $	September 30, 2017 $
	(unaudited)

Assets

Current assets

Cash	87	6,450
Inventory (Note 3)	4,949	4,949
Prepaid expenses	–	1,350

Total current assets	5,036	12,749

Equipment (Note 5)	4,137	–

Total assets	9,173	12,749

Liabilities and stockholders’ equity (deficit)

Current liabilities

Accounts payable	–	1,500
Customer deposits	4,000	–
Due to related party (Note 4)	16,293	7,793

Total liabilities	20,293	9,293

Nature of operations and continuance of business (Note 1)
Commitment (Note 6)

Stockholders’ equity (deficit)

Common stock, Authorized: 75,000,000 common shares, $0.001 par value, 3,750,000 shares issued and outstanding	3,750	3,750
Additional paid-in capital	18,050	18,050
Deficit	(32,920)	(18,344)

Total stockholders’ equity (deficit)	(11,120)	3,456

Total liabilities and stockholders’ equity (deficit)	9,173	12,749

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	Three months ended December 31, 2017 $	Three months ended December 31, 2016 $

Sales revenue	–	7,450
Cost of goods sold	–	447

Gross profit	–	7,003

Expenses

Depreciation (Note 5)	243	–
General and administrative	8,983	817
Professional fees	4,000	5,515
Rent	1,350	1,350

Total expenses	14,576	7,682

Net loss and comprehensive loss for the period	(14,576)	(679)

Loss per share, basic and diluted	–	–

Weighted average shares outstanding	3,750,000	2,800,000

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three months ended December 31, 2017 $	Three months ended December 31, 2016 $

Operating activities

Net loss for the period	(14,576)	(679)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	243	–

Changes in operating assets and liabilities:

Inventory	–	(1,037)
Prepaid expenses	1,350	1,350
Accounts payable and accrued liabilities	(1,500)	–
Customer deposits	4,000	–

Net cash used by operating activities	(10,483)	(366)

Investing activities

Purchase of property and equipment	(4,380)	–

Net cash used in investing activities	(4,380)	–

Financing activities

Proceeds from related party loans	8,500	–

Net cash provided by financing activities	8,500	–

Decrease in cash	(6,363)	(366)

Cash, beginning of period	6,450	3,773

Cash, end of period	87	3,407

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Notes to the Condensed Financial Statements

Period ended December 31, 2017

(Expressed in US dollars)

(unaudited)

1.      Nature of Operations and Continuance of Business

Ferd (the “Company”) was incorporated in the State of Nevada on July 1, 2016. The Company is a development stage company and its business is producing and selling fabric flowers.

These interim condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at and during the period ended December 31, 2017, the Company has a negative cash flow from operating activities, and an accumulated deficit of $32,920 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Significant Accounting Policies

(a)   Basis of Presentation

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended September 30, 2017. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

3.   Inventory

As at December 31, 2017, the Company has $4,949 (September 30, 2017 - $4,949) of inventory comprised of raw materials for fabric flowers.

4.   Related Party Transactions

As at December 31, 2017, the Company owed $16,293 (September 30, 2017 - $7,793) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

FERD

Notes to the Condensed Financial Statements

Period ended December 31, 2017

(Expressed in US dollars)

(unaudited)

5.   Equipment

			Net Carrying Value
		Accumulated	December 31,	September 30,
	Cost	Depreciation	2017	2017
	$	$	$	$
Office equipment	4,380	243	4,137	–

6.   Commitment

The Company has an office lease agreement whereby it is required to pay $450 per month until October 1, 2018.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our company was incorporated on July 1, 2016 in the State of Nevada with an established fiscal year end of September 30. We are a development-stage company formed to produce artificial flowers made of fabric. During the three months ended December 31, 2017, we have no revenues from selling our fabric flowers to our customers.

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

RESULTS OF OPERATIONS

Revenue and cost of goods sold

For the three months ended December 31, 2017 the Company generated total revenue of $nil from selling products to its customers. The cost of goods sold for the three months ended December 31, 2017 was $nil, which represents the cost of raw materials.

For the three months ended December 31, 2016 the Company generated total revenue of $7,450. The cost of goods sold for the three months ended December 31, 2016 was $447, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended December 31, 2017 were $14,576. The operating expenses for the three months ended December 31, 2017 included general and administrative of $8,983, depreciation expense of $243, professional fees of $4,000, and rent expense of $1,350.

Total operating expenses for the three months ended December 31, 2016 were $7,682. The operating expenses for the three months ended December 31, 2016 included general and administrative of $817, professional fees of $5,515, and rent expense of $1,350.

Net Loss

The net loss for the three months ended December 31, 2017 and 2016 was $14,576 and $679 respectively and the loss per share for each period was $nil.

Liquidity and capital resources

As at December 31, 2017, our total assets were $9,173 compared to $12,749 as at September 30, 2017.  The decrease in total assets is due to a decrease in cash and prepaid rent.

As at December 31, 2017, we had liabilities of $20,293 compared to liabilities of $9,293 at September 30, 2017.  The increase is due to amounts owed to our President and Director for funding of day-to-day operations.

Cash Flows from Operating Activities

For the three months ended December 31, 2017, we used $10,483 of cash for operating activities compared to $366 during the three months ended December 31, 2016.  The increase in cash used for operating activities was due to the fact that we had more operations in the current period compared to prior year as we had minimal activity.  We will need to generate a higher volume of sales revenue in order to earn positive cash flow from operating activities in the future.

Cash Flows from Investing Activities

For the three months ended December 31, 2017, we have had $4,380 in investing activities relating to the purchase of property and equipment.  We had no investing activities during the three months ended December 31, 2016.

Cash Flows from Financing Activities

For the three months ended December 31, 2017, we received $8,500 from a loan from our President and Director.  The amount owing is unsecured, non-interest bearing, and due on demand.  We had no financing activities during the three months ended December 31, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of and for the three months ended December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Venice, Italy on February 6, 2018.

Ferd

By:	/s/	Leonid Skupchenko
Name:		Leonid Skupchenko
Title:		President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)