Form 10-Q
period 2018-03-31
Ferd Corp.
filed 2018-06-07
CIK 1687242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  118,421,059 common shares issued and outstanding as of March 31, 2018.

Ferd

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2018 (Unaudited) and September 30, 2017 Unaudited Statement of Operations for the three and six months ended March 31, 2018and 2017	4 5

	Unaudited Statement of Cash Flows for the six months ended March 31, 2018 and 2017	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

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

FERD

Condensed Financial Statements

March 31, 2018

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets

Condensed Statements of Operations and Comprehensive Loss

Condensed Statements of Cash Flows

4

Notes to the Condensed Financial Statements

5

FERD

Condensed Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2018 $	September 30, 2017 $
	(unaudited)

Assets

Current assets

Cash	–	6,450
Inventory (Note 3)	4,683	4,949
Prepaid expenses	–	1,350

Total current assets	4,683	12,749

Equipment (Note 5)	3,772	–

Total assets	8,455	12,749

Liabilities and stockholders’ equity (deficit)

Current liabilities

Accounts payable	3,036	1,500
Due to related party (Note 4)	16,293	7,793

Total liabilities	19,329	9,293

Nature of operations and continuance of business (Note 1)
Commitment (Note 7 )

Stockholders’ equity (deficit)

Preferred stock, Authorized: 10,000,000 preferred shares, $0.001 par value, nil shares issued and outstanding	–	–

Common stock, Authorized: 300,000,000 common shares, $0.001 par value, 118,421,059 shares issued and outstanding	118,421	118,421
Additional paid-in capital	(96,621)	(96,621)
Deficit	(32,674)	(18,344)

Total stockholders’ equity (deficit)	(10,874)	3,456

Total liabilities and stockholders’ equity (deficit)	8,455	12,749

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2018 $	Three months ended March 31, 2017 $	Six months ended March 31, 2018 $	Six months ended March 31, 2017 $

Sales revenue	6,850	1,500	6,850	8,950
Cost of goods sold	267	102	267	549

Gross profit	6,583	1,398	6,583	8,401

Expenses

Depreciation (Note 5)	365	–	608	–
General and administrative	3,122	1,976	12,105	2,793
Professional fees	1,500	1,500	5,500	7,015
Rent	1,350	1,350	2,700	2,700

Total expenses	6,337	4,826	20,913	12,508

Net income (loss) and comprehensive income (loss) for the period	246	(3,428)	(14,330)	(4,107)

Income (loss) per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	118,421,059	88,396,000	118,421,059	88,396,000

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six months ended March 31, 2018 $	Six months ended March 31, 2017 $

Operating activities

Net loss for the period	(14,330)	(4,107)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	608	–

Changes in operating assets and liabilities:

Inventory	266	(935)
Prepaid expenses	1,350	2,700
Accounts payable and accrued liabilities	1,536	–

Net cash used by operating activities	(10,570)	(2,342)

Investing activities

Purchase of property and equipment	(4,380)	–

Net cash used in investing activities	(4,380)	–

Financing activities

Proceeds from related party loans	8,500	–
Proceeds from stock subscriptions	–	10,000

Net cash provided by financing activities	8,500	10,000

Decrease in cash	(6,450)	7,658

Cash, beginning of period	6,450	3,773

Cash, end of period	–	11,431

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

1.

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Notes to the Condensed Financial Statements

Period ended March 31, 2018

(Expressed in US dollars)

(unaudited)

Nature of Operations and Continuance of Business

Ferd (the “Company”) was incorporated in the State of Nevada on July 1, 2016. The Company is a development stage company and its business is producing and selling fabric flowers.

These interim condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at and during the period ended March 31, 2018, the Company has a negative cash flow from operating activities, and an accumulated deficit of $32,674 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.

Inventory

As at March 31 2018, the Company has $4,683 (September 30, 2017 - $4,949) of inventory comprised of raw materials for fabric flowers.

4.

Related Party Transactions

As at March 31, 2018, the Company owed $16,293 (September 30, 2017 - $7,793) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

FERD

Notes to the Condensed Financial Statements

Period ended March 31, 2018

(Expressed in US dollars)

(unaudited)

5.

Equipment

			Net Carrying Value
		Accumulated	December 31,	September 30,
	Cost	Depreciation	2017	2017
	$	$	$	$
Office equipment	4,380	608	3,772	–

6.

Common Shares

On February 22, 2018, the Company authorized a forward stock split of its issued and outstanding common shares on a basis of 31.578 new shares for every one old share.  In addition, the Company authorized an increase in the number of authorized shares to 10,000,000 preferred shares with a par value of $0.001 per share and 300,000,000 common shares with a par value of $0.001 per share.  The effects of the forward stock split have been applied on a retroactive basis.

7.

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

General

Our company was incorporated on July 1, 2016 in the State of Nevada with an established fiscal year end of September 30. We are a development-stage company formed to produce artificial flowers made of fabric. During the six months ended March 31, 2018, we have $6,850 revenues from selling our fabric flowers to our customers.

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

- Spoon tool 0.23” (6mm);

- Spoon tool 0.27” (7mm);

- Shaped head "flower";

- Draw plate #1 with 2 openings 4mm and 2mm

- Soft sponge 7.8x5.9x1.2” (20015030mm) with cotton save sheet;

-Hard sponge 6.3x0.3x0.7” (16010020mm) with cotton save sheet;

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

RESULTS OF OPERATIONS

Revenue and cost of goods sold

For the six months ended March 31, 2018 , the Company generated total revenue of $6,850 from selling products to its customers. The cost of goods sold for the six months ended March 31, 2018 was $267, which represents the cost of raw materials.

For the six months ended March 31, 2017 , the Company generated total revenue of $8,950. The cost of goods sold for the six months ended March 31, 2017 was $549, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the six months ended March 31, 2018 were $20,913. The operating expenses for the six months ended March 31, 2018 included general and administrative of $12,105, depreciation expense of $608, professional fees of $5,500, and rent expense of $2,700.

Total operating expenses for the six months ended March 31, 2017 were $12,508. The operating expenses for the six months ended March 31, 2017 included general and administrative of $2,793, professional fees of $7,015, and rent expense of $ ~~1,350~~ 2,700 .

Net Loss

The net loss for the six months ended March 31, 2018 and 2017 was $14,330 and $4,107 respectively and the loss per share for each period was $nil.

Liquidity and capital resources

As at March 31, 2018, our total assets were $8,455 compared to $12,749 as at September 30, 2017.  The decrease in total assets is due to a decrease in cash and prepaid rent.

As at March 31, 2018, we had liabilities of $19,329 compared to liabilities of $9,293 at September 30, 2017.  The increase is due to amounts owed to our President and Director for funding of day-to-day operations.

Cash Flows from Operating Activities

For the six months ended March 31, 2018, we used $10,570 of cash for operating activities compared to $2,342 during the six months ended March 31, 2017.  The increase in cash used for operating activities was due to the fact that we had more operations in the current period compared to prior year as we had minimal activity.  We will need to generate a higher volume of sales revenue in order to earn positive cash flow from operating activities in the future.

Cash Flows from Investing Activities

For the six months ended March 31, 2018, we have had $4,380 in investing activities relating to the purchase of property and equipment.  We had no investing activities during the  ~~three~~ six months ended March 31, 2017.

Cash Flows from Financing Activities

For the six months ended March 31, 2018, we received $8,500 from a loan from our President and Director.  The amount owing is unsecured, non-interest bearing, and due on demand.  We had $10,000 from stock subscriptions during the six months ended March 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of and for the six months ended March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Venice, Italy on June 7, 2018.

Ferd

By:	/s/	Leonid Skupchenko
Name:		Leonid Skupchenko
Title:		President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)