Form 10-Q
period 2018-06-30
Ferd Corp.
filed 2019-01-31
CIK 1687242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  118,421,059 common shares issued and outstanding as of January 31, 2019.

Ferd

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2018 (Unaudited) and September 30, 2017 Unaudited Statement of Operations for the three and nine months ended June 30, 2018 and 2017	4 5

	Unaudited Statement of Cash Flows for the nine months ended June 30, 2018 and 2017	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

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

FERD

Condensed Financial Statements

June 30, 2018

(Expressed in U.S. dollars)

(Unaudited)

Index

Condensed Balance Sheets2

Condensed Statements of Operations and Comprehensive Loss3

Condensed Statements of Cash Flows4

Notes to the Condensed Financial Statements5

FERD

Condensed Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2018 $	September 30, 2017 $
	(unaudited)

Assets

Current assets

Cash	–	6,450
Inventory (Note 3)	4,683	4,949
Prepaid expenses	–	1,350

Total current assets	4,683	12,749

Equipment (Note 5)	3,406	–

Total assets	8,089	12,749

Liabilities and stockholders’ equity (deficit)

Current liabilities

Accounts payable	4,634	1,500
Due to related party (Note 4)	16,293	7,793

Total liabilities	20,927	9,293

Nature of operations and continuance of business (Note 1)

Stockholders’ equity (deficit)

Preferred stock, Authorized: 10,000,000 preferred shares, $0.001 par value, nil shares issued and outstanding	–	–
Common stock, Authorized: 300,000,000 common shares, $0.001 par value, 118,421,059 shares issued and outstanding	118,421	118,421
Additional paid-in capital	(96,621)	(96,621)
Deficit	(34,638)	(18,344)

Total stockholders’ equity (deficit)	(12,838)	3,456

Total liabilities and stockholders’ equity (deficit)	8,089	12,749

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	Three months ended June 30, 2018 $	Three months ended June 30, 2017 $	Nine months ended June 30, 2018 $	Nine months ended June 30, 2017 $

Sales revenue	–	–	6,850	8,950
Cost of goods sold	–	–	267	549

Gross profit	–	–	6,583	8,401

Expenses

Advertising expense	–	2,085	–	2,085
Depreciation (Note 5)	366	–	974	–
General and administrative	98	5,805	12,203	8,598
Professional fees	1,500	4,015	7,000	11,030
Rent	–	1,350	2,700	4,050

Total expenses	1,964	13,255	22,877	25,763

Net loss and comprehensive loss for the period	(1,964)	(13,255)	(16,294)	(17,362)

Loss per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	118,421,059	3,468,132	118,421,059	3,022,711

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine months ended June 30, 2018 $	Nine months ended June 30, 2017 $

Operating activities

Net loss for the period	(16,294)	(17,362)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	974	–

Changes in operating assets and liabilities:

Inventory	266	(935)
Prepaid expenses	1,350	-
Accounts payable and accrued liabilities	3,134	1,922

Net cash used by operating activities	(10,570)	(16,375)

Investing activities

Purchase of property and equipment	(4,380)	–

Net cash used in investing activities	(4,380)	–

Financing activities

Proceeds from issuance of common stock	–	19,000
Proceeds from related party loans	8,500	100

Net cash provided by financing activities	8,500	19,100

Decrease in cash	(6,450)	2,725

Cash, beginning of period	6,450	3,773

Cash, end of period	–	6,498

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

FERD

Notes to the Condensed Financial Statements

Period ended June 30 , 2018

(Expressed in US dollars)

(Unaudited)

1.Nature of Operations and Continuance of Business

Ferd (the “Company”) was incorporated in the State of Nevada on July 1, 2016. The Company is a development stage company and its business is producing and selling fabric flowers.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at and during the period ended June 30, 2018, the Company has a negative cash flow from operating activities, and an accumulated deficit of $34,638 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Significant Accounting Policies

(a)Basis of Presentation

The accompanying condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended September 30, 2018. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

(b)Use of Estimates

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

(c)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Inventory

As at June 30, 2018, the Company has $4,683 (September 30, 2017 - $4,949) of inventory comprised of raw materials for fabric flowers.

4.Related Party Transactions

As at June 30, 2018, the Company owed $16,293 (September 30, 2017 - $7,793) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

FERD

Notes to the Condensed Financial Statements

Period ended June 30, 2018

(Expressed in US dollars)

(unaudited)

5.Equipment

			Net Carrying Value
		Accumulated	June 30,	September 30,
	Cost	Depreciation	2018	2017
	$	$	$	$
Office equipment	4,380	974	3,406	–

6.Common Shares

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

In addition to the Main tool-kit we need a wide range of equipment and materials:

•Silk fabrics

•Tweezers with wooden plates

•Brushes made of wool deer

•Floral glue (soft, hard)

•Dyes

•Stamens

•Fabric Die Cuts

•Tapes and tubes

•Wire

•Scissors

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis) unless the SEC determines that the application of such additional requirements is necessary or appropriate in the public interest, after considering protection of investors, and whether the action will promote efficiency, competition and capital formation; Submit certain executive compensate on matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

RESULTS OF OPERATIONS

Revenue and cost of goods sold

For the nine months ended June 30, 2018 the Company generated total revenue of $6,850 from selling products to its customers. The cost of goods sold for the nine months ended June 30, 2018 was $267, which represents the cost of raw materials.

For the nine months ended June 30, 2017 the Company generated total revenue of $8,950. The cost of goods sold for the nine months ended June 30, 2017 was $549, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the nine months ended June 30, 2018 were $22,877. The operating expenses for the nine months ended June 30, 2018 included general and administrative of $12,203, depreciation expense of $974, professional fees of $7,000, and rent expense of $2,700.

Total operating expenses for the nine months ended June 30, 2017 were $25,763. The operating expenses for the nine months ended June 30, 2017 included general and administrative of $10,683, professional fees of $11,030, and rent expense of $4,050.

Net Loss

The net loss for the nine months ended June 30, 2018 and 2017 was $16,924 and $17,362 respectively and the loss per share for each period was $nil.

Liquidity and capital resources

As at June 30, 2018, our total assets were $8,089 compared to $12,749 as at September 30, 2017.  The decrease in total assets is due to a decrease in cash and prepaid rent.

As at June 30, 2018, we had liabilities of $20,927 compared to liabilities of $9,293 at September 30, 2017.  The increase is due to amounts owed to our President and Director for funding of day-to-day operations.

Cash Flows from Operating Activities

For the nine months ended June 30, 2018, we used $10,570 of cash for operating activities compared to $16,375 during the nine months ended June 30, 2017.  The decrease in cash used for operating activities was due to the fact that we had less operations in the current period compared to prior year.

Cash Flows from Investing Activities

For the nine months ended June 30, 2018, we have had $4,380 in investing activities relating to the purchase of property and equipment.  We had no investing activities during the nine months ended June 30, 2017.

Cash Flows from Financing Activities

For the nine months ended June 30, 2018, we received $8,500 from a loan from our President and Director.  The amount owing is unsecured, non-interest bearing, and due on demand.  We had $19,100 from stock subscriptions and a loan from our President and Director during the nine months ended June 30, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of and for the nine months ended June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Venice, Italy on January 31, 2019.

Ferd

By:	/s/	Leonid Skupchenko
Name:		Leonid Skupchenko
Title:		President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)